Form 10QSB
period 1997-07-31
ONLINE INTERNATIONAL CORP
filed 1997-11-04
CIK 1032867

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
-------------------------------------------------------------------------------

                                     FORM 10-QSB

(Mark One)

[XX] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended July 31, 1997

[  ] Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from ______________ to _______________.


Commission File Number - 0-22539

                           ONLINE INTERNATIONAL CORPORATION
               --------------------------------------------------
                  (Exact name of registrant as specified in charter)

Nevada                                                                11-3360057
---------------------------------        ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)


150 Laser Court, Hauppauge, New York                                       11788
----------------------------------------  --------------------------------------
(Address of principal executive offices)                              (Zip code)


                                 (516) 231-7575
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes   XXX     No
    -------      -------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,753,622 as of July 31, 1997.

                                     FORM 10-QSB
                     FOR THE SIX-MONTH PERIOD ENDED JULY 31, 1997



                                  TABLE OF CONTENTS


Part I   Financial Information                                             Page
                                                                           ----

     Item 1.  Financial Statements

         Consolidated Balance Sheet - Assets................................  4
         Consolidated Balance Sheet - Liabilities & Shareholders' Equity....  4
         Consolidated Statement of Income...................................  5
         Consolidated Statement of Cash Flows...............................  6
         Notes to Financial Statements......................................  8

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation.............................................  9

Part II  Other Information.................................................. 12

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  FINANCIAL STATEMENTS FOLLOW AT PAGES 4 THROUGH 8.

                           ONLINE INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                    JULY 31, 1997
                                      UNAUDITED

ASSETS

  Cash                                                            $ 1,488,671
  Accounts receivable, less allowance
  for doubtful accounts of $0                                       1,126,971
  Inventory                                                           319,491
  Prepaid assets                                                       74,432
  Note Receivable- equipment                                           23,750
  Due from affiliates                                                  63,516
  Other current asset                                                  68,998
  Total Current Assets                                              3,165,829
  PROPERTY, at cost, less accumulated depreciation                    905,727

  OTHER ASSETS
  Deferred taxes                                                       15,467
  Investment in subsidiaries                                          253,454
  Deposits                                                             38,147
  Total Other Assets                                                  307,068
  TOTAL ASSETS                                                    $ 4,378,624
                                                                  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY


  Current maturities of long-term debt                               $ 11,395
  Current portion of obligations under capital leases                  87,789
  Accounts payable                                                    544,337
  Accrued expenses                                                    168,720
  Total Current Liabilities                                           812,240
  Obligations under capital leases, less current portion              151,097
  TOTAL LIABILITIES                                                   963,337

STOCKHOLDERS' EQUITY

  5% preferred stock, no par value; 234 shares authorized,          1,577,943
  issued and outstanding
  Common stock, $.001 par value; 100,000,000 shares authorized,         2,754
  2,753,622 shares issued and outstanding
  Additional paid-in capital                                        1,446,535
  Retained earnings (deficit)                                         388,055
  TOTAL STOCKHOLDERS' EQUITY                                        3,415,287
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 4,378,624
                                                                  -----------

                           ONLINE INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                      UNAUDITED

                                                     3 MONTHS ENDED   3 MONTHS ENDED
                                                      JULY 31, 1997    JULY 31, 1996
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $    92,815        $  129,777
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Gain on sale of subsidiary                             (82,648)
  Gain on sale of equipment                                               (110,394)
  Depreciation and amortization                           69,227            75,920
  Change in:
  Accounts Receivable                                     25,513           461,902
  Inventory                                              212,425            83,922
  Prepaid expenses and other current assets               22,119             7,158
  Accounts Receivable-sale of subsidiary                 (68,500)
  Accounts Receivable-sale of equipment                     -              (93,750)
  Accounts payable                                       (74,556)         (566,036)
  Accrued expenses and other current liabilities          23,079           (13,101)
  Deposits                                                  -               (1,885)
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    219,474           (26,487)
  CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of notes receivable                           5,000             9,000
  Acquisitions of property and equipment                 (51,182)         (135,441)
  Proceeds from sale of equipment                           -              275,000
  Investment in unconsolidated subsidiary                272,318
  NET CASH PROVIDED BY INVESTING ACTIVITIES              226,136           148,559
  CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt                               (5,621)           (5,671)
  Payments (to) from affiliate-net                          -              (37,857)
  Payments of obligations under capital leases           (25,516)
  Net Cash Provided by (Used IN) FINANCING ACTIVITIES    (31,137)          (43,528)
  NET INCREASE (DECREASE) IN CASH                        414,473            78,544

  CASH
  Beginning of period                                  1,074,198            11,470
  End of period                                      $ 1,488,671        $   90,014

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
  Interest                                           $     7,401        $   16,898

  Taxes                                              $    27,500               -


                           ONLINE INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                      UNAUDITED

                                                     6 MONTHS ENDED   6 MONTHS ENDED
                                                      JULY 31, 1997    JULY 31, 1996
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $  131,818        $ 296,172
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Gain on sale of subsidiary                             (82,648)
  Gain on sale of equipment                                              (110,394)
  Depreciation and amortization                          138,455          151,369
  Change in:
  Accounts Receivable                                    (41,718)         519,335
  Inventory                                              459,240          116,509
  Prepaid expenses and other current assets              (19,838)           4,800
  Accounts Receivable-sale of subsidiary                 (68,500)
  Accounts Receivable-sale of equipment                     -             (93,750)
  Accounts payable                                      (816,452)        (862,869)
  Accrued expenses and other current liabilities          48,534          (28,599)
  Deposits                                                 3,750           (1,885)
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (247,359)          (9,312)
  CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of notes receivable                          15,000           15,000
  Acquisitions of property and equipment                 (80,869)        (136,967)
  Proceeds from sale of equipment                           -             275,000
  Investment in unconsolidated subsidiary                272,318
  Net Cash Provided by Investing Activities              206,449          153,033
  CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt                              (11,291)         (11,342)
  Payments (to) from affiliate-net                          -             (36,000)
  Payments of obligations under capital leases           (52,824)         (29,708)
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (64,115)         (77,050)
  NET INCREASE (DECREASE) IN CASH                       (105,025)          66,671

  CASH
  Beginning of period                                  1,593,696           23,343
  End of period                                       $1,488,671         $ 90,014

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW IN FORMATION
  Cash paid for:
  Interest                                            $   15,674         $ 38,738
  Taxes


                           ONLINE INTERNATIONAL CORPORATION
                            CONSOLIDATED INCOME STATEMENT
                                      UNAUDITED


                                        3 mo.ended         3 mot ended      6 mot ended   6 mot ended
                                          7/31/97            7/31/96          7/31/97       7/31/96
   SALES - NET                         $ 2,890,621        $ 2,661,825     $ 5,418,145    $ 5,610,252
   COST OF GOODS SOLD                    2,393,445          2,473,203       4,550,955      5,071,896
   GROSS PROFIT                            497,176            188,622         867,190        538,356
   SELLING, GENERAL & ADMINISTRATIVE       412,479            202,339         710,993        413,836
   INCOME (LOSS) FROM OPERATIONS            84,697            (13,717)        156,197        124,520
   OTHER INCOME (EXPENSE)                   75,329            143,494          71,075        171,652
   INCOME BEFORE INCOME TAXES              160,026            129,777         227,272        296,172
   INCOME TAX EXPENSE                       67,211               -             95,454
   NET INCOME                          $    92,815        $   129,777      $  131,818    $   296,172

   EARNINGS PER SHARE                       $ 0.01             $ 0.03          $ 0.02          $0.07
   WEIGHTED AVERAGE SHARES OUTSTANDING   6,653,700          4,125,083       6,653,700      4,125,083


NOTES TO THE UNAUDITED FINANCIAL STATEMENTS:

The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statement included in the Company's annual report in the Form 10-SB for the year ended January 31, 1997. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 1997 are not necessarily indicative of the results that can be expected for the year ending January 31, 1998.

NON-CASH FINANCING TRANSACTION

On July 10, 1997, 16 Series A Preferred Shares were converted into 266,672 common shares.

SALE OF UNCONSOLIDATED SUBSIDIARY

Effective July 1, 1997, the Company sold all of its stock ownership in a 49% owned subsidiary for approximately $272,000 recognizing a gain of approximately $82,000.

SUBSEQUENT EVENT

Litigation involving the ownership of WinTex (a 60% owned subsidiary) was settled effective as of September 9, 1997 wherein the Company sold all of its stock ownership of WinTex to the other majority shareholder of WinTex for certain cash payments and a percentage of the gross sales of WinTex for a period of five (5) years beginning October 1, 1997.

The consolidated financial statements for the periods ended July 31, 1996 have been restated to exclude the results of the former 60% owned subsidiary.

INVENTORIES: Inventories at July 31, 1997 consist of the following:

Raw Materials: $219,516
Work-in-process: 38,224
Finished goods:  61,751
                -------
$319,491
--------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The Company currently has corporate purchase agreements with two lottery vendors and the two parimutuel vendors. These agreements are in place for both parties to have the assurance that the Company will have continuing orders and the customer will receive its products as needed. The agreements contain cancellation clauses upon thirty (30) days written notice for both parties. The customers dictate their product requirements through purchase orders, which cover periods of one month to one year. Standard sale terms are Net 30 days from date of shipment. The Company is confident that the agreements it has will continue to be renewed indefinitely.

    LIQUIDITY AND CAPITAL RESOURCES

    The Issuer's cash position at July 31, 1997 was $1,488,671, an increase of 414,473 from April, 1997. The increase was primarily attributable to the current year's income and the sale of a 49% owned subsidiary in July, 1997 (see discussion of sale below).

    Accounts receivable at July 31, 1997 were $1,150,721. The lottery and parimutuel products industry is controlled by a limited number of contractors. During the six month period ended July 31, 1997, approximately seventy percent (70%) of the Issuer's sales were to two contractors. In addition, approximately percent (60%) of the accounts receivable balance at July 31, 1997 are due from these contractors. The Issuer has not experienced any collection difficulties.

    Working capital at July 31, 1997 was $2,353,590, an increase of $267,556 from the working capital of $2,086,034 at January 31, 1997 and an increase of $249,431 from the working capital of $2,104,159 at April 30, 1997. This increase in working capital is attributable to the current year's income, offset by a reduction of current liabilities, primarily accounts payable.

    The ratio of current assets to current liabilities is 3.9 to 1 at July 31, 1997 compared to .75 to 1 at July 31, 1996.

    The Registrant has no material capital commitments at this time. Future required capital will be raised either through private investors or through the sale of common shares.

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED JULY 31, 1996 TO THREE MONTHS ENDED JULY 31, 1997

    Sales increased $228,000 in the three months ended July 31, 1997 compared to the three ended July 31, 1996. This increase is primarily attributable to increased orders during the beginning of the second quarter of the year after slightly lagging orders during the first quarter (see comment on year to date sales under Six Months Ended July 31, 1996 to Six Months Ended July 31, 1997.)

    The gross profit percentage increased 10% in the quarter ended July 31, 1997 to 17% from 7% in the quarter ended July 31, 1996. This is attributable to the ability of the Issuer to take advantage of prompt payment discounts on its paper purchases in 1997 and continued improvements in the manufacturing process which has reduced the overall waste generation.

    During the quarter ended July 31, 1997, all contracts are continuing.

    Income from operations for the quarter ended July 31, 1997 was $85,000, an increase of $97,000 over the quarter ended July 31, 1996 where there was a ($14,000) loss from operations. The primary reason for this increase is higher profit margins. Selling, general and administrative costs increased $210,000 in the quarter ended July 31, 1997 as compared to the quarter ended July 31, 1996. This is directly attributable to the marketing and administrative expenses incurred by Online International in its efforts to obtain lottery management contracts.

    For the three months ended July 31, 1996 income taxes were not provided for because the former parent had substantial losses that were utilized by the Issuer to offset the tax liability it otherwise would have incurred.

    During the quarter ended July 31, 1997, the Issuer sold its shares of a 49% owned unconsolidated subsidiary for approximately $272,000 recognizing a gain of approximately $82,000 (see footnotes to financial statements).

    SIX MONTHS ENDED JULY 31, 1996 TO SIX MONTHS ENDED JULY 31, 1997

    Year to date sales at July 31, 1997 are $192,000 lower than the year to date sales for the six months ended July 31, 1996. This slight decrease is primarily attributable to lower paper costs (thus a lower selling price) in the six months ended July 31, 1997 compared to the period ended July 31, 1996. Quantities sold remain substantially consistent during the two six month periods.

    The gross profit percentage for the six months ended July 31, 1997 was 16% as compared to a gross profit percentage of 10% for the same period in 1996, an increase of 6%. As discussed previously, this increase is attributable to the Issuer's ability to maximize paper purchase discounts and minimize waste in the manufacturing process.

    At July 31, 1997 inventories were $459,240 lower than at January 31, 1997. This decrease is a result of the Issuer's ability to reduce its raw paper on hand because of certain arrangements with its paper vendors to warehouse paper for the Issuer.

    For the six months ended July 31, 1996 income taxes were not provided for because the former parent had substantial losses that were utilized by the Issuer to offset the tax liability it would otherwise have incurred.

    For the period February 1, 1996 through August 7, 1996 and for the year ended January 31, 1996, PAI filed a consolidated Federal tax return with PAI's former parent. The Federal tax expense for the year ended January 31, 1997 differs from that which would be obtained by applying the thirty-four percent (34%) corporate tax rate to the income before income taxes. During the period of February 1, 1996 through August 7, 1996, the former parent had substantial losses that were utilized by PAI to offset the tax liability it otherwise would have incurred. There was no requirement to compensate the former parent for this benefit.

    The Registrant plans to diversify its operations into the gaming, lottery management, and distribution management sectors. Distribution management is the term used to encompass the movement of lottery products, supplies and promotional material to POINT-OF-SALE locations. This will be accomplished through the acquisition of existing businesses through the issuance of shares of the Registrant. The Registrant plans to develop a full service lottery portfolio encompassing printing, online technology, communication and subscription services.

                                       PART II
                                  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

    As of July 31, 1997 the Issuer was the subject of litigation instituted in the state of Texas. The details of this litigation are as follows:

    On January 21, 1997, Printing Associates, Incorporated (PAI), a wholly owned subsidiary of the Issuer, filed an Original Petition and Request for Declaratory Judgment against Gilberto S. Ocanas, ("Ocanas") as Cause No. 97-00718 in the 201st Judicial District Court of Travis County, Texas. In that action, PAI has alleged that, among other things, that Ocanas breached his obligations under a stock option to purchase certain shares of the common stock of WinTex International, Inc. The Ocanas counsel indicated his intention to answer the lawsuit and include in his answer one or more counterclaims against PAI.

    On January 22, 1997, an Agreed Temporary Injunction Order was filed with the Court in which PAI and Ocanas essentially agreed that WinTex International, Inc. would continue the operation of the GTECH contract, but would not engage in any new business without the consent of both parties. GTECH, one of PAI's key customers, is a lottery ticket rseller whose clients include the New York, New Jersey, Kentucky, Illinois and Indiana, state lotteries.

    Ocanas did file his Original Answer with Original Counterclaims on February 28, 1997, wherein he claimed that PAI breached the underlying Shareholder's Agreement between the parties.

    Subsequent to the Six Month Period Ending July 31, 1997, the litigation involving the ownership of Win-Tex was settled. The effective date of this settlement was of September 9, 1997 wherein the Registrant sold all of its stock ownership of Win-Tex to the other majority shareholder of Win-Tex for certain cash payments and a percentage of the gross sales of Win-Tex. The terms of the sale are as follows:

    A. A cash payment of ninety thousand dollars US (US$90,000) which was received on September 16, 1997.

    B. Three and one-half percent (3.5%) of the gross sales of Win-Tex generated from the Texas Lottery for a period of five (5) years beginning October 1, 1997. The percentage payment applies to a maximum annual gross sales of three million five hundred thousand US (US$3,500,000).

    C. An additional cash payment of sixty seven thousand five hundred US (US$67,500) is due and payable on January 31, 1998.


ITEM 2.  CHANGES IN SECURITIES.

    There have been no changes in the registered securities of the registrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    There have been no defaults upon any senior securities of the registrant as of July 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    There were no matters submitted for vote by security-holders of the registrant during the period covered by this report.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits required pursuant to Rule 601 of Regulation S-K.

         Exhibit
         No.                                                              Page
         -------                                                          ----

         2.   Plan of acquisition, reorganization, arrangement,
              liquidation, or succession..................................None

         4. Instruments defining the rights of holders, including indentures. Incorporated by reference (see Form 10-SB/A1 filed October 6, 1997)

         10.  Material contracts
                   Incorporated by reference (see Form 10-SB/A1 filed October 6, 1997)

    11.  Statement re: computation of per share earnings ................  N/A
           (Information included in the Financial Statements, see
           Consolidation of Income Statement).

    15.  Letter on unaudited interim financial information............... None

    18.  Letter on change in accounting principles ...................... None

    19.  Reports furnished to security holders. ......................... None

    22.  Published report regarding matters submitted to vote. .......... None

    23.  Consent of experts and counsel ................................. None

    24.  Power of attorney .............................................. None

    27.  Financial Data Schedule  .......................................   15

    99.  Additional exhibits ............................................ None

(b) Reports on Form 8-K.

    None

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ONLINE INTERNATIONAL CORPORATION


Date  Oct 30/97             BY: /s/ James D. Russell
     --------------            --------------------------------------
                               JAMES D. RUSSELL
                               President and Chief Financial Officer