Form 10QSB
period 1997-10-31
ONLINE INTERNATIONAL CORP
filed 1997-12-18
CIK 1032867

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
--------------------------------------------------------------------------------

                                     FORM 10-QSB

(Mark One)

[XX] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended October 31, 1997

[  ] Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from _____________ to ______________.

Commission File Number - 0-22539

                           ONLINE INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
                  (Exact name of registrant as specified in charter)

Nevada                                                               11-3360057
-----------------------------------         -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


150 Laser Court, Hauppauge, New York                                     11788
-----------------------------------        -----------------------------------
(Address of principal executive offices)                            (Zip code)


                                    (516) 231-7575
           ----------------------------------------------------------------
                 (Registrant's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes   XXX     No
     ------       ------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,753,622 as of October 31, 1997.

                                     FORM 10-QSB
                   FOR THE SIX-MONTH PERIOD ENDED OCTOBER 31, 1997



                                  TABLE OF CONTENTS


Part I        Financial Information                                        Page
                                                                           ----
    Item 1.   Financial Statements

        Consolidated Balance Sheet - Assets. . . . . . . . . . . . . . . . . 4
        Consolidated Balance Sheet - Liabilities & Shareholders' Equity. . . 4
        Consolidated Statement of Income . . . . . . . . . . . . . . . . . . 5
        Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . 6
        Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . 8

    Item 2.  Management's Discussion and Analysis or
             Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . 9

Part II  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .12

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


    FINANCIAL INFORMATION FOLLOWS AT PAGES 4 THROUGH 8.

                           ONLINE INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                   OCTOBER 31, 1997
                                      UNAUDITED

ASSETS
-----------------------------------------------------------

  Cash                                                         $ 1,093,307
  Accounts receivable, less allowance
   for doubtful accounts of $0                                     935,189
  Inventory                                                        649,083
  Prepaid assets                                                    85,479
  Note Receivable- equipment                                        16,250
  Other current asset                                              237,965
                                                               -----------

    TOTAL CURRENT ASSETS                                         3,017,273
                                                               -----------

PROPERTY, at cost, less accumulated depreciation                   949,863
                                                               -----------

OTHER ASSETS
  Deferred taxes                                                    15,467
  Other Assets                                                     236,214
                                                               -----------

    TOTAL OTHER ASSETS                                             251,681
                                                               -----------

TOTAL ASSETS                                                   $ 4,218,817
                                                               -----------
                                                               -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------

  Current maturities of long-term debt                         $     5,725
  Current portion of obligations under capital leases               90,217
  Accounts payable                                                 665,372
  Accrued expenses                                                  82,138
                                                               -----------

    TOTAL CURRENT LIABILITIES                                      843,452
                                                               -----------

  Obligations under capital leases, less current portion           127,613
                                                               -----------

TOTAL LIABILITIES                                                  971,065
                                                               -----------

STOCKHOLDERS' EQUITY

  5% preferred stock, no par value; 234 shares authori           1,584,855
    issued and outstanding
  Common stock, $.001 par value; 100,000,000 shares                  2,754
    2,753,622 shares issued and outstanding
  Additional paid-in capital                                     1,439,623
  Retained earnings (deficit)                                      220,520
                                                               -----------

TOTAL STOCKHOLDERS' EQUITY                                       3,247,752
                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 4,218,817
                                                               -----------
                                                               -----------

                           ONLINE INTERNATIONAL CORPORATION
                            CONSOLIDATED INCOME STATEMENT
                                      UNAUDITED


                                                            3 MO. ENDED      3 MO. ENDED            9 MO. ENDED      9 MO. ENDED
                                                              10/31/97        10/31/96                10/31/97        10/31/96
                                                            -----------     -----------             -----------     -----------
 SALES - NET                                                $ 2,348,165     $ 2,394,876             $ 7,766,310     $ 8,005,128

 COST OF GOODS SOLD                                         $ 1,956,979     $ 2,123,831             $ 6,507,934       7,195,727
                                                            -----------     -----------             -----------     -----------

 GROSS PROFIT                                                   391,186         271,045               1,258,376         809,401

 SELLING, GENERAL & ADMINISTRATIVE                          $   378,148     $   188,942             $   884,890         602,778
 NEW BUSINESS DEVELOPMENT EXPENSES                          $   419,681     $       -               $   623,932
                                                            -----------     -----------             -----------     -----------

 INCOME (LOSS) FROM OPERATIONS                                 (406,643)         82,103                (250,446)        206,623

 OTHER INCOME (EXPENSE)                                     $   143,653     $    44,947             $   214,728     $   216,599
                                                            -----------     -----------             -----------     -----------

 INCOME(LOSS) BEFORE INCOME TAXES                              (262,990)        127,050                 (35,718)        423,222


 INCOME TAX EXPENSE (BENEFIT)                               $   (95,454)            -
                                                            -----------     -----------             -----------     -----------

 NET INCOME                                                 $  (167,536)    $   127,050             $   (35,718)    $   423,222
                                                            -----------     -----------             -----------     -----------
                                                            -----------     -----------             -----------     -----------

 EARNINGS PER SHARE                                         $     (0.03)    $      0.03             $     (0.01)    $      0.10
                                                            -----------     -----------             -----------     -----------
                                                            -----------     -----------             -----------     -----------

 WEIGHTED AVERAGE SHARES OUTSTANDING                          6,653,700       4,125,083               6,653,700       4,125,083
                                                            -----------     -----------             -----------     -----------
                                                            -----------     -----------             -----------     -----------


                           ONLINE INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     UNAUDITED



                                                                          3 MONTHS ENDED      3 MONTHS ENDED
                                                                         OCTOBER 31, 1997    OCTOBER 31, 1996
                                                                         ----------------    ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income(loss)                                                        $       (167,536)   $        127,050
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   Gain on sale of subsidiaries                                                  (144,094)                -
   Gain on sale of equipment                                                          -                   -
   Depreciation and amortization                                                   69,229              74,205
   CHANGE IN:
            Accounts Receivable                                                   191,782              38,760
            Inventory                                                            (329,592)            123,943
            Prepaid expenses and other current assets                             (45,062)            (34,628)
            Accounts Receivable-sale of subsidiary                               (333,019)                -
            Accounts Receivable-sale of equipment                                     -               (45,000)
            Accounts payable                                                      121,035            (253,703)
            Accrued expenses and other current liabilities                        (86,581)            (16,322)
            Deposits                                                                  -                (3,000)
                                                                         ----------------    ----------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (723,838)             11,305
                                                                         ----------------    ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Collection of notes receivable                                                   7,500              19,905
   Acquisitions of property and equipment                                        (113,365)            (49,835)
   Proceeds from sale of equipment                                                    -                   -
   Proceeds from sale of unconsolidated subsidiaries                              461,065                 -
                                                                         ----------------    ----------------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                355,200             (29,930)
                                                                         ----------------    ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt                                                       (5,670)             (5,671)
   Payments (to) from affiliate-net                                                     -             (18,000)
   Payments of obligations under capital leases                                   (21,056)            (31,400)
                                                                         ----------------    ----------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (26,726)            (55,071)
                                                                         ----------------    ----------------

 NET INCREASE (DECREASE) IN CASH                                                 (395,364)            (73,696)

 CASH
 Beginning of period                                                            1,488,671              90,014
                                                                         ----------------    ----------------

 End of period                                                           $      1,093,307    $         16,318
                                                                         ----------------    ----------------
                                                                         ----------------    ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                             $          6,637
                                                                         ----------------    ----------------
                                                                         ----------------    ----------------
    Taxes                                                                $            -                   -
                                                                         ----------------    ----------------
                                                                         ----------------    ----------------



                           ONLINE INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      UNAUDITED




                                                                           9 MONTHS ENDED      9 MONTHS ENDED
                                                                          OCTOBER 31, 1997    OCTOBER 31, 1996
                                                                          ----------------    ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                                        $       (35,718)    $       423,222
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   Gain on sale of subsidiaries                                                  (226,742)                -
   Gain on sale of equipment                                                          -              (110,394)
   Depreciation and amortization                                                  207,682             225,574
   CHANGE IN:
         Accounts Receivable                                                      150,064             370,595
         Inventory                                                                129,648             240,452
         Prepaid expenses and other current assets                                (64,900)            (29,828)
         Accounts Receivable-sale of subsidiary                                  (401,519)                -
         Accounts Receivable-sale of equipment                                        -                48,750
         Accounts payable                                                        (695,417)         (1,116,572)
         Accrued expenses and other current liabilities                           (38,047)            (44,921)
         Deposits                                                                   3,750              (4,885)
                                                                         ----------------    ----------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (971,199)              1,993
                                                                         ----------------    ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Collection of notes receivable                                                  22,500              34,905
   Acquisitions of property and equipment                                        (194,223)           (186,802)
   Proceeds from sale of equipment                                                    -               275,000
   Proceeds from sale of unconsolidated subsidiaries                              733,383                 -
                                                                         ----------------    ----------------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                                    561,660             123,103
                                                                         ----------------    ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt                                                      (16,961)            (17,013)
   Payments (to) from affiliate-net                                                                   (54,000)
   Payments of obligations under capital leases                                   (73,880)            (61,108)
                                                                         ----------------    ----------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (90,841)           (132,121)
                                                                         ----------------    ----------------
 NET INCREASE (DECREASE) IN CASH                                                 (500,380)             (7,025)

 CASH
 Beginning of period                                                            1,593,696              23,343
                                                                         ----------------    ----------------

 End of period                                                           $      1,093,316    $         16,318
                                                                         ----------------    ----------------
                                                                         ----------------    ----------------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for:
   Interest                                                              $         22,311    $         38,738
                                                                         ----------------    ----------------
                                                                         ----------------    ----------------
   Taxes                                                                              -                   -
                                                                         ----------------    ----------------
                                                                         ----------------    ----------------


NOTES TO THE UNAUDITED FINANCIAL STATEMENTS:


The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statement included in the Company's annual report in the Form 10-SB for the year ended January 31, 1997. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended October 31, 1997 are not necessarily indicative of the results that can be expected for the year ending January 31, 1998.


SALE OF UNCONSOLIDATED SUBSIDIARV

Litigation involving the ownership of WinTex (a 60% owned subsidiary) was settled effective as of September 9, 1997 wherein the Company sold all of its stock ownership of WinTex to the other majority shareholder of WinTex for certain cash payments and a percentage of the gross sales of WinTex for a period of five (5) years beginning October 1, 1997.

The consolidated financial statements for the periods ended October 31, 1996 have been restated to exclude the results of the former 60% owned subsidiary.

INVENTORIES

Inventories at October 31, 1997 consist of the following:

                   Raw Materials:         $314,947
                   Work-in-process:       188,953
                   Finished goods:        145,183
                                         --------
                                         $649,083
                                         --------

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

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at October 31, 1997 was $1,093,307, a decrease of $395,364 from July 31, 1997. This decrease is attributable to the use of funds in the continuing effort to obtain new contracts internationally.

     Accounts receivable at October 31, 1997 were $935,189. The lottery and parimutuel products industry is controlled by a limited number of contractors. During the nine month period ended October 31, 1997, approximately seventy one percent (71%) of the Issuer's sales were to two contractors. In addition, approximately sixty five percent (65%) of the accounts receivable balance at October 31, 1997 are due from these contractors. The Issuer has not experienced any collection difficulties.

     Working capital at October 31, 1997 was $2,178,821, an decrease of $179,768 from the working capital of $2,353,589 at July 31, 1997. This decrease in working capital is attributable to a decrease in cash offset by an increase in inventories at October 31, 1997.

     The ratio of current assets to current liabilities is 3.6 to 1 at October 31, 1997 compared to 3.9 to 1 at July 31, 1997.

     The Registrant has no material capital commitments at this time. Future required capital will be raised either through private investors or through the sale of common shares.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED OCTOBER 31, 1996 TO THREE MONTHS ENDED OCTOBER 31, 1997

     Sales in the three month ended period October 31, 1997 remained consistent with the sales in the three month period ended October 31, 1996.

     The gross profit percentage increased 6% in the quarter ended October 31, 1997 to 17% from 11% in the quarter ended October 31, 1996. This is attributable to the ability of the company to take advantage of prompt payment discounts on its paper purchases in 1997 and continued improvements in the manufacturing process which has reduced the overall waste generation.

     During the quarter ended October 31, 1997, all contracts are continuing.

     The loss from operations for the quarter ended October 31, 1997 was ($406,643), a decrease of $489,000 over the quarter ended October 31, 1996 where there was an $82,103 profit from operations. The primary reason for this change is the new business development costs of $419,681. The Company is involved in license and contract negotiations to manage lotteries in several countries. As negotiations have progressed, additional expenses have been incurred. These expenses include travel to several countries and consulting fees to residents of these countries.

     For the three months ended October 31, 1997, the Company sold its share of a 60% owned unconsolidated subsidiary for approximately $460,000 recognizing a gain of approximately $144,000 (see footnotes to the financial statements).

NINE MONTHS ENDED OCTOBER 31, 1996 TO NINE MONTHS ENDED OCTOBER 31, 1997.

     Year to date sales at October 31, 1997 are $238,818 lower than the year to date sales for the nine months ended October 31, 1996. This slight decrease is primarily attributable to lower paper costs (thus a lower selling price) in the nine months ended October 31, 1997 compared to the period ended October 31, 1996. Quantities sold remain substantially consistent during the two nine month periods.

     The gross profit percentage for the nine months ended October 31, 1997 was 16% as compared to a gross profit percentage of 10%, an increase of 6%. As discussed previously, this increase is attributable to the Company's ability to maximize paper purchase discounts and minimize waste in the manufacturing process.

     At October 31, 1997 inventories were $129,648 lower than at January 31, 1997. This decrease is a result of the Company's ability to reduce its raw paper on hand because of certain arrangements with its paper vendors to warehouse paper for the Company.

     For the nine months ended October 31, 1996 income taxes were not provided for because the former parent had substantial losses that were utilized by the Company to offset the tax liability it otherwise would have incurred.

                                       PART II
                                  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

     As of October 31, 1997 the Issuer was not the subject of any litigation instituted in the state of Texas. However, on January 21, 1997, Printing Associates, Incorporated, a then wholly owned subsidiary of the Issuer, (PAI), filed an Original Petition and Request for Declaratory Judgment against Gilberto
S. Ocanas, ("Ocanas") as Cause No. 97-00718 in the 201st Judicial District Court of Travis County, Texas. In that action, PAI has alleged that, among other things, that Ocanas breached his obligations under a stock option to purchase certain shares of the common stock of WinTex International, Inc. (WinTex) The Ocanas counsel indicated his intention to answer the lawsuit and include in his answer one or more counterclaims against PAI.

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

     Subsequent to the Six Month Period Ending July 31, 1997, the litigation involving the ownership of WinTex was settled. The effective date of this settlement was of September 9, 1997 wherein the Registrant sold all of its stock ownership of WinTex to the other majority shareholder of WinTex for certain cash payments and a percentage of the gross sales of WinTex. The terms of the sale are as follows:

     A. A cash payment of ninety thousand dollars US (US$90,000) which was received on September 16, 1997.

     B. Three and one-half percent (3.5%) of the gross sales of WinTex generated from the Texas Lottery for a period of five (5) years beginning October 1, 1997. The percentage payment applies to a maximum annual gross sales of three million five hundred thousand US (US$3,500,000).

     C. An additional cash payment of sixty seven thousand five hundred US (US$67,500) is due and payable on January 31, 1998.

ITEM 2.  CHANGES IS SECURITIES.

     There has been no changes in the registered securities of the registrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     There have been no defaults upon any senior securities of the registrant as of October 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     There were no matters submitted for vote by security-holders of the registrant during the period covered by this report.

ITEM 5.  OTHER INFORMATION.

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          Exhibit                                                          Page
          No.

     (a)  2.   Plan of acquisition, reorganization, arrangement,
               liquidation, or succession. . . . . . . . . . . . . . . . . .N/A

          4. Instruments defining the rights of holders, including indentures.
               Incorporated by reference
                    (see Form 10-SB/A1 filed October 6, 1997)

          10.  Material contracts
               Incorporated by reference
                    (see Form 10-SB/A1 filed October 6, 1997)

          11.  Statement re: computation of per share earnings.. . . . . . .N/A

          15.  Letter on unaudited interim financial information . . . . . .N/A

          18.  Letter on change in accounting principles . . . . . . . . . .N/A

          19.  Reports furnished to security holders.. . . . . . . . . . . None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. CON'T

          Exhibit                                                          Page
          No.

          22.  Published report regarding matters submitted to vote. . . . None

          23.  Consent of experts and counsel. . . . . . . . . . . . . . . None

          24.  Power of attorney . . . . . . . . . . . . . . . . . . . . . .N/A

          27.  Financial Date Schedule . . . . . . . . . . . . . . . . . . . 15

          99.  Additional exhibits . . . . . . . . . . . . . . . . . . . . None

     (b)  Reports on Form 8-K.

               None

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ONLINE INTERNATIONAL CORPORATION



Date 12-16-97            By:  /s/ James D. Russell
     --------                --------------------------------------
                              JAMES D. RUSSELL
                              President and Chief Financial Officer